Form 10-K
period 2006-12-31
ML-CFC Commercial Mortgage Trust 2006-3
filed 2007-03-30
CIK 1371096

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-130408-04

ML-CFC Commercial Mortgage Trust 2006-3
(Exact Name of Issuing Entity as Specified in Its Charter)

Merrill Lynch Mortgage Investors, Inc.
(Exact Name of Registrant/Depositor as Specified in Its Charter)

Merrill Lynch Mortgage Lending, Inc.
Countrywide Commercial Real Estate Finance, Inc.
PNC Bank, National Association
(Exact Name of Sponsor as Specified in Its Charter)

Delaware	13-3416059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Vesey Street, 4 World Financial Center, 10th Floor, New York, NY 10080
(Address of Registrant's Principal Executive Offices)

Registrant's telephone number, including area code (212) 449-0357

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable

* * * *

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors and Executive Officers of the Registrant.
Omitted.  The issuing entity does not have any executive officers or directors.

Item 11. Executive Compensation.
Omitted.  The issuing entity does not have any executive officers or directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.  The issuing entity does not have any executive officers or directors.

Item 13. Certain Relationships and Related Transactions.
Omitted.  The issuing entity does not have any executive officers or directors.

Item 14. Principal Accounting Fees and Services.
Omitted.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
With respect to the Atrium Hotel Portfolio, based on financial information provided by the Atrium Hotel Portfolio loan borrower, the net operating income for the Atrium Hotel Portfolio was $27,465,253 for the fiscal year ending December 31, 2006.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
None.

Item 1117 of Regulation AB. Legal Proceedings
The registrant knows of no legal proceedings pending against, or proceedings contemplated by government authorities against, the sponsor, depositor, trustee, issuing entity, servicer contemplated by Item 1108(a)(3) of Regulation AB, originator contemplated by Item 1110(b) of Regulation AB, or other party contemplated by Item 1100(d)(1) of Regulation AB, or of which any property of the foregoing is the subject, that is material to certificateholders.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions
Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
See Item 15, exhibits (33) and (34)

Item 1123 of Regulation AB. Servicer Compliance Statement
See Item 15, exhibit (35)

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not applicable
    (2) Not applicable
    (3) The exhibits required by Item 601 of Regulation S-K and by paragraph (b) below.

Exhibit Number	Description
4(i)
The series 2006-3 pooling and servicing agreement dated as of September 1, 2006 among Merrill Lynch Mortgage Investors, Inc., as depositor (the “Depositor”), Midland Loan Services, Inc., as master servicer no. 1 (the “Master Servicer No. 1”), Capmark Finance Inc., as master servicer no. 2 (the “Master Servicer No. 2”), ING Clarion Partners, LLC, as special servicer (the "Special Servicer") and LaSalle Bank National Association, as trustee (the “Trustee”) (the "Pooling and Servicing Agreement") (Previously filed as part of the Registrant's Current Report on Form 8-K on October 17, 2006)

31(ii)	Rule 13a-14(d)/15d-14(d) Certifications
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Master Servicer No. 1
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Master Servicer No. 2
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, ING Clarion Partners, LLC, as Special Servicer
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Master Servicer No. 1
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Master Servicer No. 2
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, ING Clarion Partners, LLC, as Special Servicer
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
35(a)	Servicer compliance statement, Midland Loan Services, Inc., as Master Servicer No.1
35(b)	Servicer compliance statement, Capmark Finance, Inc., as Master Servicer No.2
35(c)	Servicer compliance statement, ING Clarion Partners, LLC, as Special Servicer
35(d)	Servicer compliance statement, LaSalle Bank National Association, as Trustee
*Incorporated herein by reference.

(b) The exhibits required by Item 601 of Regulation S-K are filed as noted under subparagraph (a)(3) above.

(c) Not applicable.

SIGNATURES

Merrill Lynch Mortgage Investors, Inc., as Depositor

March 29, 2007	/s/ David Rodgers
By: David Rodgers
Title: Executive Vice President and Chief Officer in Charge of Commercial Mortgage Securitization

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Secuirities Pursuant to Section 12 of the Act

(a)	(1) No annual report is provided to the certificateholders
(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificateholders with respect to any annual or other meetings of certificateholders.

EXHIBIT INDEX

Exhibit Number	Description
4(i)	The Pooling and Servicing Agreement (Previously filed as part of the Registrant's Current Report on Form 8-K on October 17, 2006)
31(ii)	Rule 13a-14(d)/15d-14(d) Certifications
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Master Servicer No. 1
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Master Servicer No. 2
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, ING Clarion Partners, LLC, as Special Servicer
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Midland Loan Services, Inc., as Master Servicer No. 1
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Capmark Finance Inc., as Master Servicer No. 2
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, ING Clarion Partners, LLC, as Special Servicer
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
35(a)	Servicer compliance statement, Midland Loan Services, Inc., as Master Servicer No.1
35(b)	Servicer compliance statement, Capmark Finance, Inc., as Master Servicer No.2
35(c)	Servicer compliance statement, ING Clarion Partners, LLC, as Special Servicer
35(d)	Servicer compliance statement, LaSalle Bank National Association, as Trustee

*Incorporated herein by reference.